Form 10QSB
period 1999-10-31
STEARMAN ENTERPRISES INC
filed 2000-04-11
CIK 1097395

STEARMAN ENTERPRISES LTD.


                       FILING TYPE:     10QSB
                       DESCRIPTION:     QUARTERLY REPORT
                       FILING DATE:     MAR 10, 2000
                        PERIOD END:     OCT 31, 1999


                  PRIMARY EXCHANGE:     N/A
                            TICKER:     N/A

STEARMAN ENTERPRISES LTD. 10QSB  Quarterly Report         Date Filed: 03/10/2000
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS



--------------------------------------------------------------------------------
             To jump to a section, double-click on the section name.

                                      10QSB

Part I                                                                     1
Item 1                                                                     2
Cash Flow Statement                                                        4
ITEM 2                                                                     6
PART II                                                                    8
ITEM 2                                                                     9
ITEM 3                                                                     9
ITEM 4                                                                     9
ITEM 5                                                                     9
ITEM 6                                                                     9

STEARMAN ENTERPRISES LTD. 10QSB  Quarterly Report         Date Filed: 03/10/2000
--------------------------------------------------------------------------------





      10QSB
          1


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

 [X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 October 31, 1999
   OR

 [ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the transition period from
                                        to


                          Commission file number 0-27759

                              Stearman Enterprises Inc.
             (Exact name of registrant as specified in its charter)



     Delaware                                           13-4082816
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


                   1501 Broadway, Suite 1807, New York, New York 10036 (Address of principal executive offices (zip code))

                                    212 768-2383
                    (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


             Class                        Outstanding at October 31, 1999

Common Stock, par value $0.0001                    1,623,000


                      PART I -- FINANCIAL INFORMATION

STEARMAN ENTERPRISES LTD. 10QSB  Quarterly Report         Date Filed: 03/10/2000
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                            STEARMAN ENTERPRISES LTD.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  (U.S. DOLLARS)

                                         3 MONTHS ENDED           FISCAL YEAR
                                           OCTOBER 31,          ENDED JULY 31,
                                               1999                   1999
                                            (UNAUDITED)


ASSETS
CURRENT ASSETS
  Cash and bank                           $       300             $        300
--------------------------------------------------------------------------------

INCORPORATION COSTS                               403                      403
--------------------------------------------------------------------------------
TOTAL ASSETS                              $       703             $        703
================================================================================



LIABILITIES
CURRENT LIABILITIES
  Accounts payable                        $       357             $        357
  Accrued interest                                  6                       55
  Convertible Debent                             -                         500
--------------------------------------------------------------------------------

TOTAL LIABILITIES                                 363                      912
--------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIT)

SHARE CAPITAL
AUTHORIZED:
 100,000,000 common shares with a
  par value of $.0001 each
ISSUED AND OUTSTANDING
1,623,000 common shares with a par
  value of $0.0001 at October 31,
  1999 and 515,000 at July 31, 1999             1,104                      550
--------------------------------------------------------------------------------
                                                1,104                      550

ACCUMULATED DEFICIT                              (764)                    (759)
--------------------------------------------------------------------------------
                                                 (719)                    (209)
--------------------------------------------------------------------------------

                                          $       703             $        703
================================================================================

CONTINUING OPERATIONS (NOTE 1)

STEARMAN ENTERPRISES LTD. 10QSB  Quarterly Report         Date Filed: 03/10/2000
--------------------------------------------------------------------------------

                            STEARMAN ENTERPRISES LTD.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF LOSS
                                  (U.S. DOLLARS)
                                   (UNAUDITED)



                                            3 months ended      3 months ended
                                              October 31,         October 31,
                                                  1999                1998


EXPENSES
  Legal                                     $      -            $      -
  Interest and bank charges                           5                   6
  Filing fees                                      -                   -
--------------------------------------------------------------------------------

NET EARNINGS (LOSS) FOR THE PERIOD          $        (5)        $        (6)
================================================================================

BASIC AND DILUTED LOSS PER SHARE            $  (0.00001)        $  (0.02400)
--------------------------------------------------------------------------------


WEIGHTED AVERAGE SHARES OUTSTANDING             707,696                 250
--------------------------------------------------------------------------------

STEARMAN ENTERPRISES LTD. 10QSB  Quarterly Report         Date Filed: 03/10/2000
--------------------------------------------------------------------------------

                            STEARMAN ENTERPRISES LTD.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOW
                                 (U.S. DOLLARS)
                                   (UNAUDITED)



                                            3 months ended      3 months ended
                                              October 31,         October 31,
                                                  1999                1998


CASH PROVIDED BY (USED IN)

OPERATIONS
  Net Loss for period                       $        (5)        $        (6)
--------------------------------------------------------------------------------
                                                     (5)                 (6)
  Net change in non-cash working
    capital balances

    Accounts payable                               -
    Accrued interest                                (49)                  6
    Convertible Debenture                          (500)               -
--------------------------------------------------------------------------------

Net cash used in operating activities              (554)               -

FINANCING
  Issuance of capital stock                         554                -
--------------------------------------------------------------------------------
  Net cash generated by financing activities       -                   -
--------------------------------------------------------------------------------
CHANGE IN CASH FOR PERIOD                          -                   -

CASH, BEGINNING OF PERIOD                           300                -
--------------------------------------------------------------------------------
CASH, END OF PERIOD                         $       300         $      -
================================================================================

STEARMAN ENTERPRISES LTD. 10QSB  Quarterly Report         Date Filed: 03/10/2000
--------------------------------------------------------------------------------

                            STEARMAN ENTERPRISES LTD.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                          PERIOD ENDED OCTOBER 31, 1999
                                 (U.S. DOLLARS)



1.   CONTINUING OPERATIONS

     Stearman Enterprises Ltd. was incorporated on March 13, 1992 in the state of Delaware, U.S.A.

     The Company has negative working capital and a deficit. The ability for the Company to continue as a going concern is dependent upon its ability to obtain adequate financing to reach profitable levels of operations. It is not possible to predict whether financing efforts will be successful or if the Company will attain profitable levels of operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared in accordance with generally accepted accounting principles in the United States and reflect the following significant accounting principles:

     a.  ESTIMATES AND ASSUMPTIONS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     b.  EARNINGS (LOSS) PER COMMON SHARE

         In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (SFAS 128), which established new standards for computing and presenting earnings per share effective for fiscal years ending after December 15, 1997. With SFAS 128, primary earnings per share is replaced by basic earnings per share, which is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. In addition, SFAS 128 requires the presentation of diluted earnings per share, which includes the potential dilution that could occur if dilutive securities were exercised or converted into common stock.
         The computation of diluted EPS does not assume the conversion or exercise of securities if their effect is anti-dilutive. Common equivalent shares consist of the common shares issuable upon the conversion of the convertible loan notes and special warrants
         (using the if-converted method) and incremental shares issuable upon the exercise of stock options and share purchase warrants
         (using the treasury stock method).

     c.  CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity of three months or less.


3.   CONVERTIBLE DEBENTURE

     On April 17, 1997 the Company issued a 5% Convertible Debenture in the amount of $500 U.S. due April 17, 2002 in partial settlement of outstanding legal fees. The debenture principle bears interest at 5% per annum and the accrued interest and the principle shall be convertible, in part or in whole on the basis of 1 share for every $1.00 U.S. ($0.0005
     U.S. post forward split shares) of debt. The debenture conversion may be exercised at the holder's option by giving the Company 10 days notice. The Convertible debenture was converted on October 15, 1999.

4.   SHARE CAPITAL

     a. On May 4, 1999, the Company amended its certificate of incorporation by subdividing the authorized capital stock of the corporation so that each share was subdivided into two thousand shares. The certificate of incorporation was further amended by increasing the authorized capital stock of the company to 20,000,000 shares with a par value of $0.01 each.

     b. On October 20, 1999, the Company amended its certificate of incorporation by increasing its authorized capital stock to 100,000,000 shares of common stock and changing the par value of its common shares to $.0001 par value per share.

     c. On October 15, 1999, the Company issued 1,108,000 common shares on the conversion of the debt and accrued interest of $54 at 1 share for every $0.0005 U.S. debt.

5.   RELATED PARTY TRANSACTIONS

     a. At October 31, 1999, members of Maitland & Company, the Company's Canadian legal counsel owned 125,000 shares of the Company's common stock.

     b. At October 31, 1999, members of the Company's U.S. legal counsel owned 1,108,000 shares of the Company's common stock

6.   INCOME TAXES

     The Company has net operating losses which may give rise to future tax benefits of approximately $229, $25 and $505 as of July 31, 1999, July 31, 1998 and July 31, 1997 respectively. To the extent not used, net operating loss carryforwards expire in varying amounts beginning in the year 2012. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No.109 (SFAS 109). Under this method, deferred income taxes are determined based on differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No provision for income taxes is included in the statement due to its immaterial amount.

STEARMAN ENTERPRISES LTD. 10QSB  Quarterly Report         Date Filed: 03/10/2000
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act).

   The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting company whose securities have been registered under the Exchange Act. The Company may be deemed to meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

   Management believes that there are perceived benefits to being a reporting company which may be attractive to foreign and domestic private companies.

   These benefits are commonly thought to include

   (1) the ability to use securities to make acquisition of assets or businesses;
   (2) increased visibility in the financial community;
   (3) the facilitation of borrowing from financial institutions;
   (4) improved trading efficiency;
   (5) the potential for shareholder liquidity;
   (6) greater ease in subsequently raising capital;
   (7) compensation of key employees through options for stock for which there may be a public market;
   (8) enhanced corporate image; and,
   (9) a presence in the United States capital market.

   A private company which may be interested in a business combination with the Company may include

   (1) a company for which a primary purpose of becoming a reporting company is the use of its securities for the acquisition of assets or businesses;
   (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
   (3) a company which wishes to become a reporting company with less dilution of its common stock than would occur normally upon an underwriting;
   (4) a company which believes that it will be able obtain investment capital on more favorable terms after it has become a reporting company;

STEARMAN ENTERPRISES LTD. 10QSB  Quarterly Report         Date Filed: 03/10/2000
--------------------------------------------------------------------------------

   (5) a foreign company which may wish an initial entry into the United States securities market;
   (6) a special situation company, such as a company seeking to satisfy redemption requirements under a qualified Employee Stock Option Plan; and,
   (7) a company seeking one or more of the other benefits believed to attach to a reporting company.

   Management is actively engaged in seeking a qualified private company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

   As of the date hereof, management has not made any final decision concerning or entered into any agreements for a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

   The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that following such occurrence the Company will take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

COMPUTER SYSTEMS REDESIGNED FOR YEAR 2000

   Many existing computer programs use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in the century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results by or following the year 2000 ("Year 2000 Problem"). Many of the computer programs containing such date language problems have not been corrected by the companies or governments operating such programs. The Company does not have operations and does not maintain computer systems. However, it is impossible to predict what computer programs will be effected, the impact any such computer disruption will have on other industries or commerce or the severity or duration of a computer disruption.

   Before the company enters into any business combination, it will inquire as to the status of any target company's Year 2000 Problem, the steps such target company has taken to correct any such problem and the probable impact on such target company of any computer disruption. However, there can be no assurance that the Company will not combine with a target company that has an uncorrected Year 2000 Problem or that any such Year 2000 Problem corrections are sufficient. The extent of the Year 2000 Problem of a target company may be impossible to ascertain and its impact on the Company is impossible to predict.

STEARMAN ENTERPRISES LTD. 10QSB  Quarterly Report         Date Filed: 03/10/2000
--------------------------------------------------------------------------------

                         PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

On October 15, 1999, the Company issued 1,108,000 common shares on the conversion of the 5% Convertible Debenture in the amount of $500 and accrued interest of $54 at the rate of 1 share for every $0.0005 of debt. The debenture was in settlement of outstanding legal fees.

On October 20, 1999, the company amended it certificate of incorporation by increasing its authorized capital stock to 100,000,000 shares of common stock and changing its authorized capital to $0.0001 par value per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 5.  OTHER INFORMATION

   Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits

   Not applicable.

   (b)     Reports on Form 8-K

   There were no reports on Form 8-K filed by the Company during the quarter.


_                                SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          STEARMAN ENTERPRISES LTD.



                          By:  /s/ Herbert Maxwell
                               Herbert Maxwell, President

Dated:  March 10, 2000