Form 10QSB
period 2000-01-31
STEARMAN ENTERPRISES INC
filed 2000-05-23
CIK 1097395

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB
(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                              January 31, 2000
   OR

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

Yes  X        No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


         Class                        Outstanding at January 31, 2000

Common Stock, par value $0.0001                    1,623,000

                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        STEARMAN ENTERPRISES INC.
                        (A Delaware Corporation)
                      (A development stage company)
                              Balance Sheet
                              (U.S. DOLLARS)

                                         6 months ended           Fiscal year
                                            January 31,           ended July 31,
                                               2000                  1999
                                                                   (Unaudited)


                                  Assets
Current assets
Cash and bank                            $        300              $        300
Incorporation costs                               403                       403
Total Assets                             $        703              $        703



                                Liabilities
Current liabilities
Accounts payable                         $      1,919              $        357
Accrued interest                                    6                        55
Convertible Debenture                            -                          500
Total Liabilities                               1,925                       912

Shareholders' equity (deficit)

Share Capital
Authorized:
 100,000,000 common shares
  with a par value of $.0001 each
Issued and outstanding
1,623,000 common shares with a par
  value of $0.0001 at January 31,
  2000 and 515,000 at July 31, 1999             1,104                       550
                                                1,104                       550
Accumulated Deficit                            (2,326)                     (759)
                                               (1,222)                     (209)
                                         $        703              $        703

CONTINUING OPERATIONS (NOTE 1)

                        STEARMAN ENTERPRISES INC.
                        (A Delaware Corporation)
                      (A development stage company)
                            Statement of Loss
                              (U.S. DOLLARS)
                                (Unaudited)


                                    3 months ended     6 months ended      3 months ended     6 months ended
                                       October 31,       January 31,          October 31,       January 31,
                                          1999              2000                 1998               1999
Expenses
Legal                              $       -          $      1,562        $       -          $        -
Interest and bank charges                     5                  5                   6                  12
Filing fees                                -                  -                   -                   -

Net earnings (loss) for
  the period                       $         (5)      $     (1,567)       $         (6)       $        (12)

Basic and diluted loss per share   $   (0.00001)      $   (0.00134)       $   (0.02400)       $   (0.04800)

Weighted average shares Outstanding     707,696          1,165,348                 250                 250

                        STEARMAN ENTERPRISES INC.
                        (A Delaware Corporation)
                      (A development stage company)
                         Statement of Cash Flow
                              (U.S. DOLLARS)
                                (Unaudited)

                                    3 months ended     6 months ended      3 months ended     6 months ended
                                       October 31,       January 31,          October 31,       January 31,
                                          1999              2000                 1998               1999
Cash provided by (used in)

Operations
Net Loss for period                $         (5)      $     (1,567)       $         (6)      $         (12)
                                             (5)            (1,567)                 (6)                (12)
Net change in non-cash working
   capital balances

Accounts payable                           -                 1,562               -                    -
Accrued interest                            (49)               (49)                  6                  12
Convertible Debenture                      (500)              (500)               -                   -

Net cash used in operating
  activities                               (554)              (554)               -                   -

Financing
Issuance of capital stock                   554                554                -                   -

Net cash generated
 by financing activities                   -                  -                   -                   -

Change in cash for period                  -                  -                   -                   -

Cash, beginning of period                   300                300                -                   -

Cash, end of period                $        300       $        300        $       -          $        -

                        STEARMAN ENTERPRISES INC.
                        (A Delaware Corporation)
                      (A development stage company)

                      Notes to Financial Statements

                             (U.S. DOLLARS)




1.     Continuing operations

Stearman Enterprises Inc. was incorporated on March 13, 1992 in the state of Delaware, U.S.A.

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

b.     Earnings (loss) per common share

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (SFAS 128), which established new standards for computing and presenting earnings per share effective for fiscal years ending after December 15, 1997. With SFAS 128, primary earnings per share is replaced by basic earnings per share, which is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. In addition, SFAS 128 requires the presentation of diluted earnings per share, which includes the potential dilution that could occur if dilutive securities were exercised or converted into common stock. The computation of diluted EPS does not assume the conversion or exercise of securities if their effect is anti-dilutive. Common equivalent shares consist of the common shares issuable upon the conversion of the convertible loan notes and special warrants (using the if-converted method) and incremental shares issuable upon the exercise of stock options and share purchase warrants ( using the treasury stock method).

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

5.     Related party transactions

a. At January 31, 2000, members of Maitland & Company, the Company's Canadian legal counsel owned 125,000 shares of the Company's common stock.

b. At January 31, 2000, members of the Company's U.S. legal counsel owned 1,108,000 shares of the Company's common stock

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

                                  STEARMAN ENTERPRISES INC.



                                  By:      /s/ Herbert Maxwell
                                           Herbert Maxwell, President

Dated May 17, 2000