Form 10QSB
period 2000-04-30
STEARMAN ENTERPRISES INC
filed 2000-09-19
CIK 1097395

STEARMAN ENTERPRISES LTD. - 10QSB - Quarterly Report      Date Filed:  9/13/2000
--------------------------------------------------------------------------------


      10QSB
          1


                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB
(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                              April 30, 2000
   OR

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

Yes  X        No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


             Class                        Outstanding at April 30, 2000

Common Stock, par value $0.0001                    1,623,000


                      PART I -- FINANCIAL INFORMATION


--------------------------------------------------------------------------------
                                                                          Page 1

STEARMAN ENTERPRISES LTD. - 10QSB - Quarterly Report      Date Filed:  9/13/2000
--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS

                            STEARMAN ENTERPRISES LTD.
                            (A Delaware Corporation)
                          (A development stage company)
                                  Balance Sheet
                                  (U.S. DOLLARS)

                                           9 months ended          Fiscal year
                                              April 30,           ended July 31,
                                                2000                   1999
                                              (Unaudited)


Assets
Current assets
     Cash and bank                         $          300          $        300
     ---------------------------------------------------------------------------


Incorporation costs                                   403                   403
--------------------------------------------------------------------------------
Total Assets                               $          703          $        703
================================================================================





Liabilities
Current liabilities
     Accounts payable                      $        1,412          $        357
     Accrued interest                                   6                    55
     Convertible debenture                           -                      500
================================================================================

Total Liabilities                                   1,418                   912
--------------------------------------------------------------------------------

Shareholders' equity (deficit)

Share Capital
Authorized:
100,000,000 common shares with a
 par value of $.0001 each
Issued and outstanding
1,623,000 common shares with a
 par value of $0.0001 at April 30,
 2000 and 515,000 at July 31, 1999                  1,104                   550
--------------------------------------------------------------------------------

                                                    1,104                   550

Accumulated Deficit                                (1,819)                 (759)
--------------------------------------------------------------------------------

                                                     (715)                 (209)
--------------------------------------------------------------------------------

                                           $          703          $        703
================================================================================

CONTINUING OPERATIONS (NOTE 1)


--------------------------------------------------------------------------------
                                                                          Page 2

STEARMAN ENTERPRISES LTD. - 10QSB - Quarterly Report      Date Filed:  9/13/2000
--------------------------------------------------------------------------------

                            STEARMAN ENTERPRISES LTD.
                            (A Delaware Corporation)
                          (A development stage company)
                                Statement of Loss
                                  (U.S. DOLLARS)
                                   (Unaudited)



                       6 months        9 months        6 months        9 months
                        ended           ended           ended           ended
                      January 31,      April 30,       January 31,     April 30,
                         1999            2000            1998            1999

Expenses
     Legal            $     -         $     1,055      $     -       $     -
     Interest and
      bank charges             5                5              10            19
     Filing fees            -                -               -             -
--------------------------------------------------------------------------------

Net earnings (loss)
for the period        $       (5)     $     1,060      $      (10)   $       19
================================================================================

Basic and diluted
loss per share        $(0.000004)     $ (0.000800)     $ (0.040000)  $(0.076000)
--------------------------------------------------------------------------------



Weighted average
shares Outstanding     1,165,348        1,314,546              250          250
--------------------------------------------------------------------------------







--------------------------------------------------------------------------------
                                                                          Page 3

STEARMAN ENTERPRISES LTD. - 10QSB - Quarterly Report      Date Filed:  9/13/2000
--------------------------------------------------------------------------------

                            STEARMAN ENTERPRISES LTD.
                            (A Delaware Corporation)
                          (A development stage company)
                             Statement of Cash Flow
                                 (U.S. DOLLARS)
                                   (Unaudited)

                       6 months        9 months        6 months        9 months
                        ended           ended           ended           ended
                      January 31,      April 30,       January 31,     April 30,
                         1999            2000            1998            1999

Cash provided by (used in)

Operations
     Net Loss for
      period          $      (5)      $    (1,060)     $      (11)   $      (19)
--------------------------------------------------------------------------------

                             (5)           (1,060)            (11)          (19)

     Net change in
     non-cash working
     capital balances

     Accounts payable       -               1,055            -             -
     Accrued interest        (49)             (49)             11            19
     Convertible
      Debenture             (500)            (500)           -             -
--------------------------------------------------------------------------------

    Net cash used
    in operating
    activities              (554)            (554)           -             -

Financing
     Issuance of
      capital stock          554              554            -             -
--------------------------------------------------------------------------------

     Net cash
     --------
     generated by
     ------------
     financing
     ---------
     activities             -                -               -             -
--------------------------------------------------------------------------------

Change in cash
for period                  -                -               -             -

Cash, beginning
of period                    300              300            -             -
--------------------------------------------------------------------------------

Cash, end of
 period               $      300      $       300      $     -       $     -
================================================================================



--------------------------------------------------------------------------------
                                                                          Page 4

STEARMAN ENTERPRISES LTD. - 10QSB - Quarterly Report      Date Filed:  9/13/2000
--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------
                                                                          Page 5

STEARMAN ENTERPRISES LTD. - 10QSB - Quarterly Report      Date Filed:  9/13/2000
--------------------------------------------------------------------------------

     c.  Cash and cash equivalents

         Cash and cash equivalents consist of cash on hand, deposits in banks and highly liquid investments with an original maturity of three months or less.


3.     Convertible debenture

       On May 13, 1997 the Company issued a 5% Convertible Debenture in the amount of $500 U.S. due May 13, 2002 in partial settlement of outstanding legal fees. The debenture principle bears interest at 5% per annum and the accrued interest and the principle shall be convertible, in part or in whole on the basis of 1 share for every $1.00 U.S. ($0.0005 U.S. post forward split shares) of debt. The debenture conversion may be exercised at the holder's option by giving the Company 10 days notice. The Convertible debenture was converted on October 15, 1999.


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


5.     Related party transactions

     a. At April 30, 2000, members of Maitland & Company, the Company's Canadian legal counsel owned 125,000 shares of the Company's common stock.

     d. At April 30, 2000, members of the Company's U.S. legal counsel owned 1,108,000 shares of the Company's common stock

6.     Income taxes

       The Company has net operating losses which may give rise to future tax benefits of approximately $229, $25 and $505 as of July 31, 1999, July 31, 1998 and July 31, 1997 respectively. To the extent not used, net operating loss carryforwards expire in varying amounts beginning in the year 2012. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). Under this method, deferred income taxes are determined based on differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No provision for income taxes is included in the statement due to its immaterial amount.



--------------------------------------------------------------------------------
                                                                          Page 6

STEARMAN ENTERPRISES LTD. - 10QSB - Quarterly Report      Date Filed:  9/13/2000
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                                                          Page 7

STEARMAN ENTERPRISES LTD. - 10QSB - Quarterly Report      Date Filed:  9/13/2000
--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------
                                                                          Page 8

STEARMAN ENTERPRISES LTD. - 10QSB - Quarterly Report      Date Filed:  9/13/2000
--------------------------------------------------------------------------------

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

                                  STEARMAN ENTERPRISES LTD.



                                  By:      /s/ Herbert Maxwell
                                           Herbert Maxwell, President

Dated: April 10, 2000


--------------------------------------------------------------------------------
                                                                          Page 9