Form 10QSB
period 2000-07-31
STEARMAN ENTERPRISES INC
filed 2001-06-26
CIK 1097395

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

 [X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 October 31, 2000
   OR

 [ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the transition period from
                                        to


                          Commission file number 0-27759

                              Stearman Enterprises Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)



     Delaware                                           13-4082816
--------------------------------                   ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


                   1501 Broadway, Suite 1807, New York, New York 10036
                -------------------------------------------------------
                   (Address of principal executive offices  (zip code))

                                    212 768-2383
                  -------------------------------------------------------
                    (Registrant's telephone number, including area code)


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


             Class                        Outstanding at October 31, 2000

Common Stock, par value $0.0001                    1,623,000


                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            STEARMAN ENTERPRISES LTD.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  (U.S. DOLLARS)

                                         3 MONTHS ENDED        FISCAL YEAR
                                           OCTOBER 31,        ENDED JULY 31,
                                               2000                   2000
                                            (UNAUDITED)


ASSETS
CURRENT ASSETS
  Cash and bank                           $       300             $      300
-----------------------------------------------------------------------------

INCORPORATION COSTS                               403                    403
-----------------------------------------------------------------------------
TOTAL ASSETS                              $       703             $      703
=============================================================================



LIABILITIES
CURRENT LIABILITIES
  Accounts payable                        $     2,568             $    2,418
  Convertible Debenture                             -                      -
-----------------------------------------------------------------------------

TOTAL LIABILITIES                               2,568                  2,418
-----------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIT)

SHARE CAPITAL
AUTHORIZED:
 100,000,000 common shares with a
  par value of $.0001 each
ISSUED AND OUTSTANDING
1,623,000 common shares with a par
  value of $0.0001 at October 31,
  2000 and at July 31, 2000                     1,104                  1,104
----------------------------------------------------------------------------
                                                1,104                  1,104

ACCUMULATED DEFICIT                             (2,969)                (2,819)
-----------------------------------------------------------------------------
                                                (1,865)                (1,715)
-----------------------------------------------------------------------------

                                          $       703             $    703
=============================================================================

CONTINUING OPERATIONS (NOTE 1)

                            STEARMAN ENTERPRISES LTD.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF LOSS
                                  (U.S. DOLLARS)
                                   (UNAUDITED)



                                            3 months ended     3 months ended
                                           October 31,         October 31,
                                               2000                1999


EXPENSES
  Legal and audit                           $     150           $    -
  Interest and bank charges                        -                 5
  Filing fees                                      -                 -
----------------------------------------------------------------------------

NET EARNINGS (LOSS) FOR THE PERIOD          $    (150)          $    (5)
============================================================================

BASIC AND DILUTED LOSS PER SHARE            $  (0.0001)         $  (0.00001)
----------------------------------------------------------------------------


WEIGHTED AVERAGE SHARES OUTSTANDING           1,623,000            707,696
----------------------------------------------------------------------------

                            STEARMAN ENTERPRISES LTD.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOW
                                 (U.S. DOLLARS)
                                   (UNAUDITED)



                                           3 months ended      3 months ended
                                            October 31,         October 31,
                                                 2000                1999


CASH PROVIDED BY (USED IN)

OPERATIONS
  Net Loss for period                       $     (150)           $       (5)
-----------------------------------------------------------------------------
                                                  (150)                   (5)
  Net change in non-cash working
    capital balances

    Accounts payable                               150                      -
    Accrued interest                                 -                   (49)
    Convertible Debenture                            -                  (500)
-----------------------------------------------------------------------------

Net cash used in operating activities                -                  (554)

FINANCING
  Issuance of capital stock                          -                    554
-----------------------------------------------------------------------------
  Net cash generated by financing activities         -                    -
-----------------------------------------------------------------------------
CHANGE IN CASH FOR PERIOD                            -                    -

CASH, BEGINNING OF PERIOD                           300                 300
-----------------------------------------------------------------------------
CASH, END OF PERIOD                         $       300         $       300
=============================================================================

                            STEARMAN ENTERPRISES LTD.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                          PERIOD ENDED OCTOBER 31, 2000
                                 (U.S. DOLLARS)



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

     b.  EARNINGS (LOSS) PER COMMON SHARE

         In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (SFAS 128), which established new standards for computing and presenting earnings per share effective for fiscal years ending after December 15, 1997. With SFAS 128, primary earnings per share is replaced by basic earnings per share, which is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. In addition, SFAS 128 requires the presentation of diluted earnings per share, which includes the potential dilution that could occur if dilutive securities were exercised or converted into common stock. The computation of diluted EPS does not assume the conversion or exercise of securities if their effect is anti dilutive. Common equivalent shares consist of the common shares issuable upon the conversion of the convertible loan notes and special warrants (using the if-converted method) and incremental shares issuable upon the exercise of stock options and share purchase warrants (using the treasury stock method).

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

5.   RELATED PARTY TRANSACTIONS

     a. At October 31, 2000, members of Maitland & Company, the Company's Canadian legal counsel owned 125,000 shares of the Company's common stock.

     b. At October 31, 2000, members of the Company's U.S. legal counsel owned 1,108,000 shares of the Company's common stock

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

   Not applicable.

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

                          STEARMAN ENTERPRISES LTD.


                          By:  /s/ Herbert Maxwell
                         ---------------------------------
                           Herbert Maxwell, President

Dated:  June 25, 2001