Form 10QSB
period 2001-04-30
STEARMAN ENTERPRISES INC
filed 2001-06-26
CIK 1097395

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB
(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                              April 30, 2001
   OR

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


         Class                        Outstanding at April 30, 2001

Common Stock, par value $0.0001                    1,623,000

                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                        STEARMAN ENTERPRISES INC.
                        (A Delaware Corporation)
                      (A development stage company)
                              Balance Sheet
                              (U.S. DOLLARS)

                                         9 months ended           Fiscal year
                                         April 30,                ended July 31,
                                         2001                     2000
                                                                  (Unaudited)


                                  Assets
Current assets
Cash and bank                            $        300              $        300
-------------------------------------------------------------------------------
Incorporation costs                               403                       403
-------------------------------------------------------------------------------
Total Assets                             $        703              $        703
===============================================================================


Liabilities
Current liabilities
Accounts payable                         $     2,868               $      2,418
Convertible Debenture                              -                          -
-------------------------------------------------------------------------------
Total Liabilities                              2,868                      2,418
-------------------------------------------------------------------------------

Shareholders' equity (deficit)

Share Capital
Authorized:
 100,000,000 common shares
  with a par value of $.0001 each
Issued and outstanding
1,623,000 common shares with a par
  value of $0.0001 at April 30,
  2001 at July 31, 200                          1,104                     1,104
-------------------------------------------------------------------------------
                                                1,104                     1,104
Accumulated Deficit                            (3,269)                   (2,819)
-------------------------------------------------------------------------------
                                               (2,165)                   (1,715)
-------------------------------------------------------------------------------
                                         $        703              $        703
===============================================================================

CONTINUING OPERATIONS (NOTE 1)





                        STEARMAN ENTERPRISES INC.
                        (A Delaware Corporation)
                      (A development stage company)
                            Statement of Loss
                              (U.S. DOLLARS)
                                (Unaudited)




                                 9 months    6 months    9 months    6 months
                                 ended       ended       ended       ended
                                 April 30,   January 31, April 30,   January 31,
                                 2001        2001        2000        2000

Expenses
Legal                            $ 450       $ 300      $ 1,055       $ 1,562
Interest and bank charges           -           -            5             5
Filing fees                         -           -            -             -
-------------------------------------------------------------------------------
Net earnings (loss) for
  the period                     $ (450)     $ (300)    $  1,060    $ (1,567)
===============================================================================
Basic and diluted loss per share $(0.0003)  $ (0.0002)  $(0.0008)   $(0.00134)
-------------------------------------------------------------------------------
Weighted average shares
  Outstanding                     1,623,000    1,623,000   1,314,546 1,165,348
-------------------------------------------------------------------------------




                        STEARMAN ENTERPRISES INC.
                        (A Delaware Corporation)
                      (A development stage company)
                         Statement of Cash Flow
                              (U.S. DOLLARS)
                                (Unaudited)



                                 9 months    6 months    9 months    6 months
                                 ended       ended       ended       ended
                                 April 30,   January 31, April 30,   January 31,
                                 2001        2001        2000        2000


Cash provided by (used in)

Operations
Net Loss for period              $ (450)      $  (300)    $(1,060)   $(1,567)
-------------------------------------------------------------------------------
                                   (450)         (300)     (1,060)    (1,567)
Net change in non-cash working
   capital balances

Accounts payable                    450          300       1,055       1,562
Accrued interest                     -            -        (49)         (49)
Convertible Debenture                -            -        (500)        (500)
-------------------------------------------------------------------------------
Net cash used in operating
  activities                         -            -        (554)        (554)

Financing
Issuance of capital stock            -            -         554          554
-------------------------------------------------------------------------------
Net cash generated
 by financing activities             -            -          -            -
-------------------------------------------------------------------------------
Change in cash for period            -           -           -            -

Cash, beginning of period           300          300        300           300
-------------------------------------------------------------------------------
Cash, end of period              $  300      $   300     $  300      $    300
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

5.   RELATED PARTY TRANSACTIONS

     a. At April 30, 2001, 2000, members of Maitland & Company, the Company's Canadian legal counsel owned 125,000 shares of the Company's common stock.

     b. At April 30, 2001, 2000, members of the Company's U.S. legal counsel owned 1,108,000 shares of the Company's common stock

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