Form 10KSB
period 2001-07-31
STEARMAN ENTERPRISES INC
filed 2001-11-15
CIK 1097395

U.S. SECURITIES AND EXCHANGE COMMISSION
	                        Washington, D.C.
	                         FORM 10-KSB
(Mark One)

[X]			ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
				SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

					For the fiscal year ended
                                July 31, 2001

[ ]			TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
			SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

				For the transition period from to


				STEARMAN ENTERPRISES INC.
             ------------------------------------------------------
			(Name of small business issuer in its charter)

        Delaware                                     13-4082876
-----------------------------                 --------------------------
(State or other jurisdiction				(IRS Employer
of incorporation)					      Identification No.)

                           c/o Herbert Maxwell
               1501 Broadway, Suite 1807, New York, New York 10036
      -----------------------------------------------------------------
          (Address of principal executive office including zip code)

	                          (212) 768-2383
	                     ------------------------
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

Potential Future Rule 144 Sales.   Of the 100,000,000 shares of the
Company's Common Stock authorized, there are presently issued and outstanding 1,623,000 shares $.0001 par value; of which 1,108,000 shares are restricted securities as that term is defined under the Securities Act of 1933 (the "Securities Act"), and in the future may, subject to the foregoing discussion, be sold in compliance with Rule 144 of the Securities Act, or pursuant to a Registration Statement filed under the Act. Rule 144 provides, in essence, that a person holding restricted securities for a period of 1 year may sell those securities in unsolicited brokerage transactions of in transactions with a market maker, in an amount equal to 1% of our outstanding common stock every 3 months. Additionally, Rule 144 requires that an issuer of securities make available if the issuer satisfies the reporting requirements of Sections 13 or 15(d) of the Exchange Act and of Rule 15c2-11 thereunder. Rule 144 also permits, under certain circumstances, that sale of shares by a person who is not an affiliate of ours and who has satisfied a 2 two year holding period without any quantity limitation and whether or not there is adequate current public information available. Investors should be aware that sales under Rule 144, or pursuant to a registration statement filed under the Securities Act, may have a depressive effect on the market price of the Company's common stock in any market that may develop for such shares.

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

Possible Need for Additional Financing.   The Company cannot ascertain
with any degree of certainty the capital requirements for a particular
Target Company inasmuch as the Company has not yet identified any acquisition candidates. If the Target Company requires additional financing, such additional financing (which, among other forms, could be derived from the public or private offering of securities or from the acquisition of debt through conventional bank financing), may not be available, due to, among other things, the Target Company not having sufficient:

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

	During the last quarter of the fiscal year ended July 31, 2001 no matter was submitted to the vote of the Company's security holders, through resolutions of proxies or otherwise.


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

ITEM 7.  FINANCIAL STATEMENTS

Index											Page

Independent Auditor's Report							F-1

Balance Sheet as of July 31, 2001						F-2

Statements of Loss for the Years
Ended July 31, 1997, July 31, 1998,
July 31, 1999, July 31, 2000 and July 31, 2001.				F-3

Statements of Cash Flows for the Years Ended
July 31, 1997, July 31, 1998,
July 31, 1999, July 31, 2000 and July 31, 2001.				F-4

Statements of Changes in Stockholders' Equity (Deficit)
for the Years Ended July 31, 1997, July 31, 1998,                 F-5
July 31, 1999, July 31, 2000 and July 31, 2001.

Notes to Financial Statements							F-6

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of July 31, 2001 and as adjusted to reflect the sale of the Shares by: (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding common stock, (ii) each of the Company's officers and directors, and (iii) all directors and officers of the Company as a group.

NAME AND ADDRESS OF 			SHARES OF 			APPROXIMATE
BENEFICIAL 					COMMON 			PERCENTAGE
OWNER 					STOCK 			OWNED
						BENEFICIALLY
						OWNED



Herbert Maxwell				15,000			*
1501 Broadway, Suite 1807
New York, New York 10036


Joseph Sierchio				554,000			34%
150 East 58th Street, 25th Floor
New York, New York 10155


Stephen Albert				554,000			34%
2635 Merrick Avenue
Merrick, New York 11566


Michael Seifert				126,000			7.8%
4480 Ross Crescent
West Vancouver, BC V7W 1B2
Canada


Colin Watt					126,000			7.8%
570 Foss Drive
Port Moody, BC Canada


David Patterson				124,000			7.6%
4340 Ross Crescent
West Vancouver, BC Canada


Officers and Directors as a Group 	15,000			*
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



	STEARMAN ENTERPRISES LTD


	(Registrant)

Dated: November 5, 2001					By:  /s/ Herbert Maxwell
								--------------------------
								Herbert Maxwell, President

                                  Russell & Co.


AUDITORS' REPORT TO THE DIRECTORS OF:
STEARMAN ENTERPRISES LTD.
(A Delaware Corporation)
(A development stage company)

We have audited the balance sheet of Stearman Enterprises Ltd. as at July 31, 2001, and July 31, 2000 and the statements of loss and shareholders' equity (deficit) and cash flows for the years ended July 31,2001, July 31, 2000, July 31, 1999, July 31, 1998 and July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2001 and July 31, 2000 and the results of its operations and its cash flows for the years ended July 31, 2001, July 31, 2000, July 31, 1999, July 31, 1998 and
July 31, 1997 in accordance with accounting principles generally accepted in the United States.

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

Chartered Accountant
West Vancouver, B.C.
Canada.
October 31, 2001
415 Gordon Ave., West Vancouver, B.C., V7T 1P4
Telephone: (604) 913-0405 - Fax: (604) 913-0406

                          STEARMAN ENTERPRISES LTD.
                          (A Delaware Corporation)
                        (A development stage company)

                                  Balance Sheet
 			  as at July 31, 2001 and July 31, 2000
                                (U.S. DOLLARS)

							       2001			2000

Assets

Current assets
Cash and bank					$      300		$     300
							       300		      300

Incorporation costs					  403		      403
Total Assets					$       703		$     703

Liabilities

Current liabilities
Accounts payable					$     2,912		$  2,412
Accrued interest					          6	             6


Total Liabilities				           	2,918		   2,418

Shareholders' equity (deficit)

Share Capital
Authorized:
100,000,000 common shares with a par value of $.0001each
Issued and outstanding
1,623,000 common shares with a par value of $0.0001
at July 31, 2001 and at July 31, 2000	      1,104		      550

							      1,104		      550

 Accumulated Deficit					(3,319)	  (2,819)

							      (2,215)	  (1,715)
							$        703	$     703


                         CONTINUING OPERATIONS (NOTE 1)

                            STEARMAN ENTERPRISES LTD.
                           (A Delaware Corporation)
                          (A development stage company)

                             Statement of Loss
                         For the year ended July 31, 2001,
              and years ended July 31, 2000, July 31, 1999, July 31, 1998,
                             July 31, 1997
                              (U.S. DOLLARS)




	                       2001     2000     1999      1998      1997




Expenses
Legal and audit	          $500     $2,055    $-        $-        $500
Interest and bank charges      -          5     25        2           5
     Filing fees	          $  -          -     204       -           -

Net earnings (loss)
for the period	          $(500)   $(2,060)  $(229)    $(25)     $(505)

Basic and diluted loss
per share	              $(0.0003)$(0.0015) $(0.0005) $(0.1000) $(2.0200)

Weighted average shares
Outstanding                1,623,000  1,392,293  500,411     250      250

                          STEARMAN ENTERPRISES LTD.
                         (A Delaware Corporation)
                         (A development stage company)

                           Statement of Cash Flow
 				For the year ended July 31, 2001,
           and years ended July 31, 2000, July 31, 1999, July 31, 1998 and July 31, 1997
 				   (U.S. DOLLARS)


	                           2001    2000    1999    1998    1997

Cash provided by (used in)

Operations
Net Loss for period 		  $(500)  $(2,060) $(229)  $(25)   $(505)

  Net change in non-cash working
  capital balances 	         (500)   (2,060)  (229)   (25)    (505)


  Accounts payable	           500    2,055    204     -        -
  Accrued interest	             - 	 (49)     25     25       5
  Convertible Debenture	             -	(500)     -       -     500

Net cash used in operating
activities                           -	(554)     -       -       -

Financing
Issuance of capital stock	       -	 554     300      -       -

Net cash generated
by financing activities	             -   	 554     300      -       -

Change in cash for period	       -      -      300      -       -

Cash, beginning of period	     300     300      -       -       -


Cash, end of period 	        $300    $  300   $ 300   $   -   $  -

                                STEARMAN ENTERPRISES LTD.
                                 (A Delaware Corporation)
                               (A development stage company)

                       Statement of Shareholders' Equity (Deficit)
                                Year ended July 30, 2001,
             and years ended July 31, 2000, July31, 1999, July 31,1998, and July 31, 1997
                                (U.S. DOLLARS)


	     			Common shares	    	Total Accumulated
									Shareholders'
				Shares	Amount	(Deficit)	Equity

(Deficit)

Balance July 31, 1996	250		$250 		        -		$250

Net loss	              -		   -	           (505)	      (505)

Balance at July 31, 1997 250	       250             (505)	      (255)

Net loss		       -	        -	            (25)	       (25)

Balance at July 31, 1998 250		250	           (530)	      (280)

Stock split		    499,750		 -		        -		   -

Private placement	     15,000		300	              -		 300

Net loss	             -		 -		     (229) 	      (229)


Balance at July 31, 1999 515,000	550	           (759)	      (209)

Conversion of debenture	  1,108,000	554	              -	       554

Net loss	                 -	 -	         (2,060)      (2,060)

Balance at July 31, 2000  1,623,000 1,104	         (2,819)	    (1,715)

Net loss	                 -          -         (500)        (500)

Balance at July 31, 2001  1,623,000 $1,104      $(3,319)     $(2,215)

                             STEARMAN ENTERPRISES LTD.
                             (A Delaware Corporation)
                         (A development stage company)

                         Notes to Financial Statements
                          Year ended July 31, 2001
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

5.	Related party transactions

a.	At July 31, 2001, members of Maitland & Company, Canadian legal counsel owned 125,000 shares of the Company's common stock.

b.	At July 31, 2001, members of the Company's U.S. legal counsel owned 1,108,000 shares of the Company's common stock.

6.	Income taxes

The Company has net operating losses, which may give rise to future tax benefits of approximately $500, $2,060, $229, $25 and $505 as of July 31,2001, July 31, 2000, July 31, 1999, July 31, 1998 and July 31, 1997
respectively. To the extent not used, net operating loss carry forwards expire in varying amounts beginning in the year 2012. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No.109 (SFAS 109). Under this method, deferred income taxes are determined based on differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No provision for income taxes is included in the statement due to its immaterial amount.